Form 10-K
period 2005-09-30
Franklin Auto Trust 2004-2
filed 2005-11-30
CIK 1311314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

(MARK ONE)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 333-106297-03

FRANKLIN AUTO TRUST 2004-2

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-6600816 (I.R.S. Employer Identification No.)

47 West 200 South, Suite 500, Salt Lake City, UT (Address of principal executive offices)	84101 (Zip Code)

Registrant’s telephone number, including Area Code: (800) 763-3400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by “X” mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

[ X ] YES	[	] NO

Indicate by “X” mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by “X” mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Rule 12b-2).

[ X ] YES	[	] NO

Indicate by “X” mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[	] YES	[ X ] NO

Aggregate market value of the voting stock held by non-affiliates of the Registrant:	N/A

DOCUMENTS INCORPORATED BY REFERENCE:	None

ITEM 1.	BUSINESS

The Franklin Auto Trust 2004-2 (the "2004-2 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2004-2 Agreement") between Franklin Receivables LLC, as Seller, and Deutsche Bank Trust Company Delaware, as Owner Trustee. On December 15, 2004, Franklin Receivables LLC transferred approximately $175,025,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts ("Contracts") and $58,000,000 for the purchase of additional Contracts during a funding period (collectively, the "2004-2 Receivables") to the 2004-2 Trust. The 2004-2 Trust issued the asset backed notes (the "2004-2 Asset Backed Notes") and pledged the 2004-2 Receivables to The Bank of New York, as indenture trustee (the "2004-2 Indenture Trustee").

ITEM 1.A.	RISK FACTORS

N/A

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

See Item 1 Above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the 2004-2 Trust, there were no holders of record of 2004-2 Class A-1 Asset Backed Notes, three holders of record of 2004-2 Class A-2 Asset Backed Notes, two holders of record of 2004-2 Class A-3 Asset Backed Notes and eight holders of record of 2004-2 Class A-4 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

ITEM 6.	SELECTED FINANCIAL HIGHLIGHTS

N/A

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

N/A

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.	CONTROLS AND PROCEDURES

N/A

ITEM 9B.	OTHER INFORMATION

N/A

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11.	EXECUTIVE COMPENSATION

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons hold in excess of 5% of the aggregate outstanding 2004-2 Asset Backed Notes as of September 30, 2005:

Title of Class	Name and Address of Beneficial Owners	Amount	Percentage

Class A-2	JPMCBNA Proxy Services 14201 Dallas Pkwy Ste 121 Dallas, TX 75254 Aurthur Daniel 469-477-2183	14,576,862.63	65.52%
	BANK OF NY One Wall Street 6th Floor New York, NY 10286 Mitchel Sobel 212-635-6224	5,754,024.72	25.86%
	PNC BK, NA 8800 Tinicum Blvdt MS F6-F266-02-2 Philadelphia, PA 19153 Melissa Go 215-749-3939	1,918,008.24	8.62%
Class A-3	MELLON TR 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259 Melissa Tarasovich 412-234-2475	39,000,000	60.94%
	SSB&T CO. 1776 Heritage Dr. North Quincy, MA 02171 Paul Desharnais 617-985-2880	25,000,000	39.06%
Class A-4	HSBC BK/OM 140 Broadway - Level A New York, NY 10015 Linda Ng 212-658-1228	50,000,000	75.76%

AMERI TR 929 AXP Financial Center Minneapolis, MN 55474 Cindi Willis 612-671-2638	12,550,000	19.02%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

N/A

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	see (a)(3) below

(a)(2)	N/A

(a)(3)	Exhibits.

Exhibit No.
4.1

Amended and Restated Trust Agreement between Franklin Receivables LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of December 1, 2004, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

4.2

Indenture between Franklin Auto Trust 2004-2, as Issuer, and The Bank of New York, as Trustee and Indenture Collateral Agent, dated as of December 1, 2004, incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K (File Number 333-106297-02), filed on December 28, 2004.

4.3

Sale and Servicing Agreement among Franklin Auto Trust 2004-2, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of December 1, 2004, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

4.4

Financial Guarantee Insurance Policy of MBIA Insurance Corporation, dated December 15, 2004, incorporated by reference to Exhibit 4.4. to Registrant’s Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

10.1

Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of December 1, 2004, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

10.2

Underwriting Agreement among Franklin Capital Corporation, Franklin Receivables LLC and Citigroup Global Markets, Inc., dated December 2, 2004, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

10.3

Letter Agreement between Franklin Resources, Inc. and Citigroup Global Markets, Inc., dated December 2, 2004, incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

19.1

Prospectus dated December 2, 2004 and Prospectus Supplement dated December 2, 2004 related to the issuance of the Class A-1, A-2, A-3 and A-4 notes, incorporated by reference to Form 424(b)(5) filed on December 13, 2004.

31.1	Certification
99.1

Report of Registered Public Accounting Firm on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”).

99.2

Management’s assertion as to compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

FRANKLIN AUTO TRUST 2004-2 (Registrant)

By: Franklin Capital Corp., Servicer of the Trust
Date: November 30, 2005	/s/ Harold E. Miller, Jr.
HAROLD E. MILLER, JR. President (Principal Executive Officer)

EXHIBIT INDEX

Exhibits for Franklin Auto Trust 2004-2

4.1

Amended and Restated Trust Agreement between Franklin Receivables LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of December 1, 2004, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

4.2

Indenture between Franklin Auto Trust 2004-2, as Issuer, and The Bank of New York, as Trustee and Indenture Collateral Agent, dated as of December 1, 2004, incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K (File Number 333-106297-02), filed on December 28, 2004.

4.3

Sale and Servicing Agreement among Franklin Auto Trust 2004-2, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of December 1, 2004, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

4.4

Financial Guarantee Insurance Policy of MBIA Insurance Corporation, dated December 15, 2004, incorporated by reference to Exhibit 4.4. to Registrant’s Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

10.1

Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of December 1, 2004, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

10.2

Underwriting Agreement among Franklin Capital Corporation, Franklin Receivables LLC and Citigroup Global Markets, Inc., dated December 2, 2004, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

10.3

Letter Agreement between Franklin Resources, Inc. and Citigroup Global Markets, Inc., dated December 2, 2004, incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K (File Number 333-106297-03), filed on December 28, 2004.

19.1

Prospectus dated December 2, 2004 and Prospectus Supplement dated December 2, 2004 related to the issuance of the Class A-1, A-2, A-3 and A-4 notes, incorporated by reference to Form 424(b)(5) filed on December 13, 2004.

31.1	Certification

99.1

Report of Registered Public Accounting Firm on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”).

99.2

Management’s assertion as to compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”).